Form 10-K
period 2005-12-31
BMW VEHICLE OWNER TRUST 2003-A; BMW FS SECURITIES LLC
filed 2006-03-29
CIK 1231511, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005


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

         NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following documents are filed as part of this report:

                  (1) Financial Statements:

                  NOT APPLICABLE.

                  (2)  Financial Statement Schedules:

                  NOT APPLICABLE.

                  (3)  Exhibits:

           Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on January 27, 2005, file number 333-103795), (ii) the February 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on February 28, 2005, file number 333-103795), (iii) the March 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on March 25, 2005, file number 333-103795), (iv) the April 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on April 25, 2005, file number 333-103795), (v) the May 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on May 25, 2005, file number 333-103795), (vi) the June 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on June 27, 2005, file number 333-103795), (vii) the July 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on July 27, 2005, file number 333-103795), (viii) the August 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on August 25, 2005, file number 333-103795), (ix) the September 26, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on September 26, 2005, file number 333-103795), (x) the October 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on October 26, 2005, file number 333-103795), (xi) the November 25, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on November 28, 2005, file number 333-103795) and (xii) the December 27, 2005 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2003-A Form 8-K filed on December 28, 2005, file number 333-103795).

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

                            BMW FS Securities LLC
                            BMW Vehicle Owner Trust 2003-A

                            Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 29, 2006                   By: /s/ Kerstin Zerbst
                                           -------------------------------------
                                           Kerstin Zerbst
                                           Chief Financial Officer


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

                                  EXHIBIT INDEX

Exhibit      Description
-------      -----------

 31.1        Certification Pursuant to the Sarbanes-Oxley Act of 2002
 99.1        Servicer's Annual Statement of Compliance
 99.2        Servicer's Annual Independent Accountant's Report
 99.3        Management Assertion